Form 10-Q
period 2021-06-30
Music Acquisition Corp
filed 2021-08-16
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

THE MUSIC ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$584,432	$55,000
Prepaid Expenses	418,453	—
Total current assets	1,002,885	55,000

Deferred offering costs	—	173,427
Cash and Investments held in Trust Account	230,010,300	—
Other assets	226,973	—
Total Assets	$231,240,158	$228,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$119,451	$84,178
Promissory note – related party	—	120,000
Total current liabilities	119,451	204,178
Deferred underwriting fee	8,050,000	—
Warrant liability	15,385,000	—
Total liabilities	23,554,451	204,178

Commitments and Contingencies
Common Stock subject to possible redemption, 20,268,570 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	202,685,700	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,731,430 and 0 shares issued and outstanding (excluding 20,268,570 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	273	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	5,994,265	24,425
Accumulated deficit	(995,106)	(751)
Total stockholders’ equity	5,000,007	24,249
Total Liabilities and Stockholders’ Equity	$231,240,158	$228,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$322,852	$462,411
Loss from Operations	(322,852)	(462,411)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	8,221	10,300
Offering costs allocated to warrants	—	(556,614)
Change in fair value of warrant liability	(4,318,920)	14,370
Total other income (expense)	(4,310,699)	(531,944)

Net loss	$(4,633,551)	$(994,355)

Weighted average shares outstanding of redeemable Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	5,750,000	5,604,972
Basic and diluted net loss per share, Class B common stock	$(0.81)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Sale of 23,000,000 Units, net of offering costs related to Class A common stock and initial fair value of Public Warrants liability	23,000,000	2,300	—	—	207,681,333	—	207,683,633
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Common stock subject to possible redemption	(20,731,925)	(2,073)	—	—	(207,317,177)	—	(207,319,250)
Balance as of March 31, 2021 (unaudited)	2,268,075	$227	5,750,000	$575	$1,360,761	$3,638,445	$5,000,008
Net loss						(4,633,551)	(4,633,551)
Change in common stock subject to possible redemption	463,355	46	—	—	4,633,504	—	4,633,550
Balance as of June 30, 2021 (unaudited)	2,731,430	$273	5,750,000	$575	$5,994,265	$(995,106)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(994,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,300)
Offering costs allocated to warrants	556,614
Change in fair value of warrant liability	(14,370)
Changes in operating assets and liabilities:
Prepaid assets	(418,453)
Other assets	(226,973)
Accrued expenses	119,000
Net cash used in operating activities	(988,837)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	225,400,000
Proceeds from issuance of Private Placement Warrants	6,600,000
Proceeds from promissory note – related party	50,000
Repayment of promissory note – related party	(170,000)
Payment of offering costs	(361,731)
Net cash provided by financing activities	231,518,269
Net change in cash	529,432
Cash, beginning of period	55,000
Cash, end of the period	$584,432

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$203,119,890
Change in initial value of Class A common stock subject to possible redemption	(434,190)
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $.6 million in its operating bank account, and working capital of approximately $.9 million.

The Company’s liquidity needs up to February 5, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $170,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2021. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities and generally have a readily determinable fair value. Investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. During the six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuance to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is based upon the observable listed price of the Public Warrants, since these are considered similar liabilities for fair value. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,268,570 and 0 shares, respectively, of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the Warrants to purchase an aggregate of 18,100,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$8,221	$10,300
Less: Interest income available to the Company for taxes	(8,221)	(10,300)
Adjusted net income	$—	$—

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Net Loss per share for Class B common stock:
Net loss	$(4,633,551)	$(994,355)
Less: Income attributable to Class A common stock	—	—
Adjusted net loss	$(4,633,551)	$(994,355)

Weighted average shares outstanding of Class B common stock	5,750,000	5,604,972
Basic and diluted net loss per share, Class B common stock	$(0.81)	$(0.18)

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

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of the IPO on February 5, 2021, the Company had drawn down $170,000 under the promissory note. On February 8, 2021, the Company paid the $170,000 balance on the note in full. As of June 30, 2021 and December 31, 2020, there were borrowings outstanding under the promissory note of $0 and $120,000, respectively. As of June 30, 2021, the note is no longer available to be drawn upon.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months and six months ended June 30, 2021, the Company has incurred and paid administrative service fees of $45,000 and $75,000, respectively.

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 23,000,000 and 0 shares issued and outstanding, including 20,268,570 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,010,300	$230,010,300	$—	$—
Liabilities:
Public Warrants Liability	$9,775,000	$9,775,000	$—	$—
Private Placement Warrants Liability	5,610,000	—	5,610,000	—
	$15,385,000	$9,775,000	$5,610,000	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $9,775,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement and the estimated fair value of the Private Warrants of $5,610,000 as of June 30, 2021 transferred from a Level 3 fair value measurement to a Level 2 fair value measurement due to the use of the quote market price of the public warrants.

Warrant Liabilities

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 5, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Public Warrants and Private Warrants were classified as Level 3 at the initial measurement date. As of June 30, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Warrants were classified as Level 2 due to the use of observed price of the Public Warrants which are considered similar liabilities for fair value measurement due to certain make whole provisions contained in the warrant agreement.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 5, 2021	15,399,370
Change in valuation as of March 31, 2021	(4,333,290)
Transfer of Public Warrants to Level 1	(7,015,000)
Fair Value as of March 31, 2021	4,051,080
Change in valuation as of June 30, 2021	1,558,920
Transfer of Private Warrants to Level 2	(5,610,000)
Fair Value as of June 30, 2021	$—

Note 9 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through August 13, 2021, the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that there were no such events that would have required adjustment or disclosure.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.6 million in our operating bank account, and working capital of approximately $0.9 million.

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

Results of Operations

Our only activities from October 14, 2020 (inception) up to June 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $994,000, which included a loss from operations of $462,000, offering cost expense allocated to warrants of $556,000, and offset by a gain from the change in fair value of warrant liabilities of $14,000 and interest income of $10,000.

For the three months ended June 30, 2021, we had a net loss of approximately $4.6 million, which included a loss from operations of $323,000, a loss from the change in fair value of warrant liabilities of $4.3 million, and offset by interest income of $8,000.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month. We began incurring these fees on February 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination or our liquidation. For the six months ended June 30, 2021, the Company has incurred and paid $75,000 of administrative service fees.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,268,570 and 0 shares, respectively, of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the Warrants to purchase an aggregate of 18,100,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the six months ended June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting except as noted here (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K filed with the SEC on March 29, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC on August 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

