Form 10-Q
period 2021-09-30
Music Acquisition Corp
filed 2021-11-12
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

THE MUSIC ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$466,438	$55,000
Prepaid Expenses	404,116	—
Total current assets	870,554	55,000

Deferred offering costs	—	173,427
Cash and Investments held in Trust Account	230,013,260	—
Other assets	130,966	—
Total Assets	$231,014,780	$228,427

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$167,000	$84,178
Promissory note – related party	—	120,000
Total current liabilities	167,000	204,178
Deferred underwriting fee	8,050,000	—
Warrant liability	13,575,000	—
Total liabilities	21,792,000	204,178

Commitments and Contingencies
Common Stock subject to possible redemption, 23,000,000 and no shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(20,777,795)	(751)
Total stockholders’ equity (deficit)	(20,777,220)	24,249
Total Liabilities and Stockholders’ Equity (Deficit)	$231,014,780	$228,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$275,887	$738,298
Loss from Operations	(257,887)	(738,298)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,960	13,260
Offering costs allocated to warrants	—	(556,614)
Change in fair value of warrant liability	1,810,000	1,824,370
Total other income	1,812,960	1,281,016

Net income	$1,537,073	$542,718

Weighted average shares outstanding, Class A common stock	23,000,000	20,051,282
Basic and diluted net income per share, Class A common stock	$0.05	$0.02
Basic weighted average shares outstanding, Class B common stock	5,750,000	5,653,846
Basic net loss per share, Class B common stock	$0.05	0.02
Diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Diluted net loss per share, Class B common stock	$0.05	0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common stock		Class B Common stock		Additional Paid-in	(Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,762)	(22,316,367)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,681,317)	$(17,680,742)
Net loss	—	—	—	—	—	(4,633,551)	(4,633,551)
Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,314,868)	$(22,314,293)
Net income	—		—	—	—	1,537,073	1,537,073
Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(20,777,795)	$(20,777,220)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$542,718
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,260)
Offering costs allocated to warrants	556,614
Change in fair value of warrant liability	(1,824,370)
Changes in operating assets and liabilities:
Prepaid assets	(404,116)
Other assets	(130,966)
Accrued expenses	166,549
Net cash used in operating activities	(1,106,831)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	225,400,000
Proceeds from issuance of Private Placement Warrants	6,600,000
Proceeds from promissory note – related party	50,000
Repayment of promissory note – related party	(170,000)
Payment of offering costs	(361,731)
Net cash provided by financing activities	231,518,269
Net change in cash	441,438
Cash, beginning of period	55,000
Cash, end of the period	$466,438

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on February 5, 2021, $230,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.7 million.

The Company’s liquidity needs up to February 5, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $170,000 (see Note 6). The promissory note from the Sponsor was paid in full as of February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.

As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the IPO resulted in a decrease of approximately $5.6 million in additional paid-in capital and an increase of approximately $21.3 million to accumulated deficit, as well as a reclassification of 2,688,011 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $22.7 million and $27.3 million, respectively, from total shareholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2021. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 9). During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,771,550)
Class A common stock issuance costs	(12,544,817)
Plus:
Accretion of carrying value to redemption value	22,316,367
Class A common stock subject to possible redemption	$230,000,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. (at least for this one because it resolved this year).

Basic and diluted net income per share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and shares of Class B common stock outstanding, allocated proportionally to each class of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income (Loss) per Common Share

Basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	Three Months Ended September 30, 2021	Nine months Ended September 30, 2021
Net Income per share for Class A common stock:
Allocation of net income to Class A common stock	$1,229,658	$423,347

Weighted Average Shares, Class A common stock	23,000,000	20,051,282
Basic and diluted net income per share	$0.05	$0.02

Net Income per share for Class B common stock:
Allocation of net income to Class B common stock	$307,415	$119,371

Basic weighted Average Shares, Class B common stock	5,750,000	5,653,846
Basic net income per share	$0.05	$0.02
Diluted weighted Average Shares, Class B common stock	5,750,000	5,750,000
Diluted net income per share	$0.05	$0.02

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of the IPO on February 5, 2021, the Company had drawn down $170,000 under the promissory note. On February 8, 2021, the Company paid the $170,000 balance on the note in full. As of September 30, 2021 and December 31, 2020, there were borrowings outstanding under the promissory note of $0 and $120,000, respectively. As of September 30, 2021, the note is no longer available to be drawn upon.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months and nine months ended September 30, 2021, the Company has incurred and paid administrative service fees of $45,000 and $120,000, respectively.

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 23,000,000 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares issued and outstanding

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the closing of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

 Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,013,260	$230,013,260	$—	$—
Liabilities:
Public Warrants Liability	$8,625,000	$8,625,000	$—	$—
Private Placement Warrants Liability	4,950,000	—	—	4,950,000
	$13,575,000	$8,625,000	$—	$4,950,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $8,625,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants of $4,950,000 as of September 30, 2021.

Warrant Liabilities

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of September 30, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the nine months ended September 30, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 5, 2021	15,399,370
Change in valuation as of March 31, 2021	(4,333,290)
Transfer of Public Warrants to Level 1	(7,015,000)
Fair Value as of March 31, 2021	4,051,080
Change in valuation as of June 30, 2021	1,558,920

Fair Value as of June 30, 2021	5,610,000
Change in valuation as of September 30, 2021	(660,000)
Fair Value as of September 30, 2021	$4,950,000

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Monte Carlo simulation as of September 30, 2021 were as follows:

Inputs	September 30, 2021
Risk-free interest rate	1.13%
Expected term remaining (years)	5.92
Expected volatility	12.1%
Underlying stock price	$9.73

Note 10 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 10, 2021, the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that there were no such events that would have required adjustment or disclosure.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.5 million in our operating bank account, and working capital of approximately $0.7 million.

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

Results of Operations

Our only activities from October 14, 2020 (inception) up to September 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net income of 543,000, which included a loss from operations of $738,000, offering cost expense allocated to warrants of $556,000, and offset by a gain from the change in fair value of warrant liabilities of $1,824,000 and interest income of $13,000.

For the three months ended June 30, 2021, we had a net income of $1,537,000, which included a loss from operations of $276,000, and offset by a gain from the change in fair value of warrant liabilities of $1,810,000 and interest income of $3,000.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month. We began incurring these fees on February 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination or our liquidation. For the nine months ended September 30, 2021, the Company has incurred and paid $120,000 of administrative service fees.

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

We have identified the following critical accounting policies:

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging -- Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. (at least for this one because it resolved this year).

Basic and diluted net income per share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and shares of Class B common stock outstanding, allocated proportionally to each class of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the nine months ended September 30, 2021.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting, and the material weakness was fully remediated during the quarter ended June 30, 2021. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K filed with the SEC on March 29, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 21, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)