Form 10-Q/A
period 2021-09-30
Music Acquisition Corp
filed 2022-01-28
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 28, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to The Music Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of The Music Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

On November 12, 2021, The Music Acquisition Corporation (the “Company”) filed the Original Filing, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock, par value $0.0001 (the “Public Shares” or the “Class A common stock”), subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 5, 2021. As described in Note 2 of the financials contained herein, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A common stock subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation of the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 of the financials contained in the Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 6, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 21, 2021 and August 16, 2021, respectively, (collectively, the “Affected Periods”), should no longer be relied upon and should be restated to report all Public shares as temporary equity and restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of common stock. As such, the Company will restate its unaudited financial statements for the Affected Periods in this Amendment No. 1.

The above changes do not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Amendment No. 1.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

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

THE MUSIC ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,762)	(22,316,367)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Balance as of March 31, 2021 (unaudited), as restated, see Note 2	—	$—	5,750,000	$575	$—	$(17,681,317)	$(17,680,742)
Net loss	—	—	—	—	—	(4,633,551)	(4,633,551)
Balance as of June 30, 2021 (unaudited), as restated, see Note 2	—	$—	5,750,000	$575	$—	$(22,314,868)	$(22,314,293)
Net income	—		—	—	—	1,537,073	1,537,073
Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(20,777,795)	$(20,777,220)

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the corrections and has determined that the related impact was material to previously presented financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the financial statement as of the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amendment No. 1.

Impact of the Restatement

The impacts to the balance sheets as of March 31, 2021 and June 30, 2021, the statement of operations and statement of cash flows for the three months ended March 31, 2021, the statements of operations for the three and six months ended June 30, 2021 and the statement of cash flows for the six months ended June 30, 2021 are presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$207,319,250	$22,680,750	$230,000,000
Class A common stock, $0.0001 par value	227	(227)	—
Class B common stock, $0.0001 par value	575	—	575
Additional paid-in capital	1,360,761	(1,360,761)	—
Retained earnings (accumulated deficit)	3,638,445	(21,319,762)	(17,681,317)
Total stockholders' equity (deficit)	$5,000,008	$(22,680,750)	$(17,680,742)

	As Reported	Adjustment	Restated
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	(9,200,000)	13,800,000
Basic and diluted net income per share, Class A common stock	$—	$0.19	$0.19
Weighted average shares outstanding, Class B common stock	5,455,056	(5,056)	5,450,000
Basic and diluted net income per share, Class B common stock	$0.67	$(0.48)	$0.19

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stocks subject to possible redemption	$203,119,890	$(203,119,890)	$—
Change in value of Class A common stocks subject to possible redemption	$4,199,360	$(4,199,360)	$—

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$202,685,700	$27,314,300	$230,000,000
Class A Common stock, $0.0001 par value	273	(273)	—
Class B Common stock, $0.0001 par value	575	—	575
Additional paid-in capital	5,994,265	(5,994,265)	—
Accumulated deficit	(995,106)	(21,319,762)	(22,314,868)
Total stockholders' equity (deficit)	$5,000,007	$(27,314,300)	$(22,314,293)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	—	23,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.16)	$(0.16)
Weighted average shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net loss per share, Class B common stock	$(0.81)	$0.65	$(0.16)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	(4,574,586)	18,425,414
Basic and diluted net loss per share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B common stock	5,604,972	(4,143)	5,600,829
Basic and diluted net loss per share, Class B common stock	$(0.18)	$0.14	$(0.04)

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stocks subject to possible redemption	$203,119,890	$(203,119,890)	$—
Change in value of Class A common stocks subject to possible redemption	$(434,190)	$434,190	$—

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, excluding stocks subject to forfeiture. The calculation of diluted income per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the stocks subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. (at least for this one because it resolved this year).

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

Reconciliation of Net Income (Loss) per Common Stock

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Registration and Stockholder Rights

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

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 23,000,000 and no stocks subject to possible redemption, respectively.

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

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and Black Scholes model, respectively. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of September 30, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 1 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units and additional Private Placement Warrants sold in connection with the full exercise of the underwriters’ over-allotment option), a total of $230.0 million of the net proceeds of the Initial Public Offering and the Private Placement, including $8,050,000, of deferred underwriting discounts and commissions, were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer& Trust Company acting as trustee.

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

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, excluding stocks subject to forfeiture. The calculation of diluted income per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the stocks subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. (at least for this one because it resolved this year).

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

Recently Adopted Accounting Standards

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2024. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective due to the restatements of our March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock and related earnings per share calculations, as described below, which constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Amendment No. 1 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management identified a material weakness in internal controls related to accounting of complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Amendment No. 1, other than as set forth below, there have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K filed with the SEC on March 29, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 21, 2021.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Amendment No. 1.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of January 2022.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

