Form 10-K
period 2021-12-31
Music Acquisition Corp
filed 2022-03-24
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $9.67 of the Registrant’s common stock as reported on the New York Stock Exchange, was approximately $222.41 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of December 31, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock par value $0.0001 per share, were issued and outstanding, respectively.

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

Neil Jacobson, our Chairman and Chief Executive Officer since inception, is a 20-year veteran of the music business. Mr. Jacobson spent the majority of his career at Interscope Geffen A&M Records, a subsidiary of Universal Music Group, where he held positions as a publicist, Senior Vice President and Executive Vice President, and participated in the management of artists and producers such as will.i.am, Robin Thicke and Jeff Bhasker. In January 2016 Mr. Jacobson was appointed President of Geffen Records, a historic record label re-established under Interscope Geffen A&M Records, and held that position until January 2020. During his tenure as President of Geffen Records, Mr. Jacobson oversaw the signing of Darkroom Records, home to Billie Eilish. In January 2020, Mr. Jacobson founded Hallwood Media, an independent music management company exclusively focused on songwriters and producers. Over the last 24 months acting as a trusted advisor to artists and creators, Mr. Jacobson has helped coordinate the sale of artist catalogs for an aggregate total in excess of $150 million. For the past four years, Mr. Jacobson has been a member of the Young Presidents Organization (YPO), which serves as a global leadership community to improve lives, businesses and the world.

Todd Lowen, our Chief Operating Officer and one of our directors, has 20 years of experience in finance and investment. Mr. Lowen spent the majority of his career in the Equity Derivatives businesses of Lehman Brothers and Barclays Capital Inc. in New York, where he advised institutional investors, such as hedge funds and pension funds, on event driven investment strategies relating to, and including, merger arbitrage, spin-offs/splits, exchange offers, tenders, and special purpose acquisition companies (“SPACs”). Mr. Lowen served as a Managing Director of Olivetree Financial, LLC from 2016 to 2021, where he helped further establish its U.S. Event Driven Business, building a team around similar strategies, with a particular recent focus on SPACs. In October 2021, Mr. Lowen joined Cantor Fitzgerald as Head of its Event Driven Equities Business. Away from the office, Mr. Lowen is actively involved with Success Academy Charter Schools, which help provide world class education opportunities to children from all backgrounds in New York, as well as City Harvest, a food rescue and re-distribution organization in New York City.

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

Michael J. Levitt, a member of our board of directors, brings extensive private equity, investment banking and management experience to the Company. Michael Levitt is Chief Executive Officer, and Co-Chairman of Core Scientific, Inc. (NYSE: CORZ) since June of 2021 and served as its Chairman from June 2018 to June 2021. From July 2016 to June 2021, Mr. Levitt was the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“Kayne”). Prior to joining Kayne, Mr. Levitt served as a Vice Chairman of Apollo Global Management, LLC (NYSE: APO) from April 2012 to May 2016. Mr. Levitt joined Apollo following Apollo’s acquisition of Stone Tower Capital LLC (“Stone Tower”), an investment firm, in 2012. Mr. Levitt founded Stone Tower in 2001 and served as Chairman of the board of directors, Chief Executive Officer and Chief Investment Officer. He grew the firm to become a leading alternative credit manager with approximately $17 billion in credit-focused alternative assets under management at the time of its acquisition. Before founding Stone Tower, Mr. Levitt worked as a Partner at the private equity firm Hicks, Muse, Tate & Furst Incorporated, where he was involved in media and consumer investments. Earlier in his career, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt began his investment banking career at Morgan Stanley & Co., Inc. (NYSE: MS), where he oversaw corporate finance and advisory businesses related to private equity firms and non-investment grade companies. Mr. Levitt previously served on the boards of Kayne Anderson Energy Infrastructure Fund Inc. (NYSE: KYN), Kayne Anderson NextGen Energy & Infrastructure Inc. (NYSE: KMF), and Kayne Anderson BDC, LLC from May 2018 to June 2021. Mr. Levitt is also a member of the Visiting Committee of the Stephen M. Ross School of Business at the University of Michigan and the Trustee of the University of Michigan Law School’s Cook Trust. Over the years, Mr. Levitt has worked with numerous philanthropic organizations, including Make-A-Wish Foundations of America and New York, and the New York, and the New York Police and Fire Widows’ and Children’s Benefit Fund. Mr. Levitt earned a B.B.A. and J.D. from the University of Michigan.

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

Risks Related to the Process of Consummating a Business Combination and Post-Business Combination Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2021, we had approximately $371,025 in cash and working capital of $391,954 (excluding deferred offering costs) and no interest income available in the trust account to pay for our tax obligations, if any.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares to our sponsor, working capital loans of approximately $40,000 pursuant to promissory notes issued to us by each of our Chief Executive Officer and Chief Financial Officer and the net proceeds from the consummation of the private placement not held in the Trust Account.

We have been using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, selecting the target business to acquire, and structuring, negotiating and consummating our initial business combination. We expect to incur significant costs in pursuit of our acquisition plans.

If we do not consummate an initial business combination by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of the Initial Public Offering and the exercises by the underwriters of their over-allotment option in November 2020. In response to the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

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

As a result, included on our balance sheet as of March 31, 2021 contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A common stock issued by the Company that were issued in connection with our Initial Public Offering in February 2021 and previously identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Warrants issued in connection with our Initial Public Offering. As a result of this material weakness with respect to the features of the Class A common stock, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. The Company’s previously filed financial statements that contained the errors were initially reported in the Company’s Form 8-K filed with the SEC on February 11, 2021 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 21, 2021 and August 16, 2021, respectively (collectively, the “Affected Periods”). The material weaknesses resulted in a material misstatement of our Class A common stock subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weaknesses identified related to our interpretation and accounting for certain complex features of the Class A common stock and warrants we issued in connection with the Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements accompanying Amendment No. 1 to our Current Report on Form 8-K as filed with the SEC on January 28, 2022 and Amendment No. 1 to our Annual Report on Form 10-K as filed with the SEC on December 13, 2021 and Amendment No. 1 to our Quarterly Report on Form 10-K as filed with the SEC on December 13, 2021, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation efforts can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company that were issued in connection with our Initial Public Offering in February 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our Class A common stock subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our interpretation and accounting for certain complex features of the Class A common stock and warrants we issued in connection with the February 2021 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to Amendment No. 1 to our Quarterly Report on Form 10-Q as filed with the SEC on January 28, 2022 and Amendment No. 1 to our Current Report on Form 8-K as filed with the SEC on January 28, 2022, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Market Information

Our Units, Class A common stock and Public Warrants are traded on the NYSE under the symbols “TMAC.U,” “TMAC” and “TMAC WS” respectively. Our Units commenced public trading on February 3, 2021. On March 26, 2021, the holders of the Units were permitted to elect to separately trade shares of our Class A common stock and the Public Warrants included in the Units.

Holders

As of March 23, 2022, there was one holder of record of our Units.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 14, 2020 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended December 31, 2021, we had a net income of $3,578,969, compared to a net loss of $751 for the period ended December 31, 2020.

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

As of December 31, 2021, we had $371,025 in cash and working capital of $391,954 (excluding deferred offering costs), compared to $55,000 in cash and a working capital deficit of $149,178 (excluding deferred offering costs) at December 31, 2020. Our liquidity needs up to December 31, 2021 had been satisfied through proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held outside the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At each of December 31, 2020 and December 31, 2021, no such loans were outstanding.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Derivative Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net loss per share of common stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

Other than as described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Neil Jacobson	44	Chairman and Chief Executive Officer
Todd Lowen	42	Chief Operating Officer and Director
Michael Levitt	63	Director
Ben Silverman	51	Director
Tunde Balogun	33	Director

Neil Jacobson, our Chairman and Chief Executive Officer since inception, is a 20-year veteran of the music business. Mr. Jacobson spent the majority of his career at Interscope Geffen A&M Records, a subsidiary of Universal Music Group, where he held positions as a publicist, Senior Vice President and Executive Vice President, and participated in the management of artists and producers such as will.i.am, Robin Thicke and Jeff Bhasker. In January 2016 Mr. Jacobson was appointed President of Geffen Records, a historic record label re-established under Interscope Geffen A&M Records, and held that position until January 2020. During his tenure as President of Geffen Records, Mr. Jacobson oversaw the signing of Darkroom Records, home to Billie Eilish. In January 2020, Mr. Jacobson founded Hallwood Media, an independent music management company exclusively focused on songwriters and producers. Over the last 24 months acting as a trusted advisor to artists and creators, Mr. Jacobson has helped coordinate the sale of artist catalogs for an aggregate total in excess of $150 million. For the past four years, Mr. Jacobson has been a member of the Young Presidents Organization (YPO), which serves as a global leadership community to improve lives, businesses and the world. Mr. Jacobson attended the Berklee College of Music. We believe this experience makes Mr. Jacobson well suited to serve as our Chairman and Chief Executive Officer to identify, source, negotiate and execute an initial business combination.

Todd Lowen, our Chief Operating Officer and one of our directors since inception, has 20 years of experience in finance and investment. Mr. Lowen spent the majority of his career in the Equity Derivatives businesses of Lehman Brothers and Barclays Capital Inc. in New York, where he advised institutional investors, such as hedge funds and pension funds, on event driven investment strategies relating to, and including, merger arbitrage, spin-offs/splits, exchange offers, tenders, and SPACs. Mr. Lowen served as a Managing Director of Olivetree Financial, LLC from 2016 to 2021, where he helped further establish its U.S. Event Driven Business, building a team around similar strategies, with a particular recent focus on SPACs. In October 2021, Mr. Lowen joined Cantor Fitzgerald as Head of its Event Driven Equities Business. Away from the office Mr. Lowen is actively involved with Success Academy Charter Schools, which help provide world class education opportunities to children from all backgrounds in New York, as well as City Harvest, a food rescue and re-distribution organization in New York City. Mr. Lowen graduated magna cum laude from Boston College with a BA in Finance. We believe Mr. Lowen is well qualified to serve as our Chief Operating Officer and as a director due to his extensive investment and management experience.

Michael Levitt, Michael J. Levitt, one of our directors, brings extensive private equity, investment banking and management experience to the Company. Michael Levitt is Chief Executive Officer, and Co-Chairman of Core Scientific, Inc. (NYSE: CORZ) since June of 2021 and served as its Chairman from June 2018 to June 2021. From July 2016 to June 2021, Mr. Levitt was the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“Kayne”). Prior to joining Kayne, Mr. Levitt served as a Vice Chairman of Apollo Global Management, LLC (NYSE: APO) from April 2012 to May 2016. Mr. Levitt joined Apollo following Apollo’s acquisition of Stone Tower Capital LLC (“Stone Tower”), an investment firm, in 2012. Mr. Levitt founded Stone Tower in 2001 and served as Chairman of the board of directors, Chief Executive Officer and Chief Investment Officer. He grew the firm to become a leading alternative credit manager with approximately $17 billion in credit-focused alternative assets under management at the time of its acquisition. Before founding Stone Tower, Mr. Levitt worked as a Partner at the private equity firm Hicks, Muse, Tate & Furst Incorporated, where he was involved in media and consumer investments. Earlier in his career, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt began his investment banking career at Morgan Stanley & Co., Inc. (NYSE: MS), where he oversaw corporate finance and advisory businesses related to private equity firms and non-investment grade companies. Mr. Levitt has served as Chairman and a member of Core Scientific’s board of directors since June 2018, and previously served on the boards of Kayne Anderson Energy Infrastructure Fund Inc. (NYSE: KYN), Kayne Anderson NextGen Energy & Infrastructure Inc. (NYSE: KMF), and Kayne Anderson BDC, LLC from May 2018 to June 2021. Mr. Levitt is also a member of the Visiting Committee of the Stephen M. Ross School of Business at the University of Michigan and the Trustee of the University of Michigan Law School’s Cook Trust. Over the years, Mr. Levitt has worked with numerous philanthropic organizations, including Make-A-Wish Foundations of America and New York, and the New York, and the New York Police and Fire Widows’ and Children’s Benefit Fund. Mr. Levitt earned a B.B.A. and J.D. from the University of Michigan. We believe Mr. Levitt is well-qualified to serve as a member of our board of directors due to his financial experience, contacts and relationships.

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

Board Attendance at the Annual Stockholders Meeting

During the fiscal year ended December 31, 2021, our board of directors held four meetings. During the fiscal year ended December 31, 2021, all incumbent directors attended more than 75% or more of the Board meetings and meetings of the committees on which they served. We do not have a formal policy regarding attendance by Board members at our Annual Stockholders Meeting because management is available at the meeting to answer questions from stockholders in attendance.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

During the fiscal year ended December 31, 2021, our audit committee held five meetings.

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

During the fiscal year ended December 31, 2021, our compensation committee did not hold any meetings.

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

During the fiscal year ended December 31, 2021, our nominating and corporate governance committee did not hold any meetings.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Our board of directors has also adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters are available on our website. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2022, by:

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

Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 23,000,000 shares of Class A common stock issued and outstanding as of March 23, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock

Music Acquisition Sponsor, LLC (our Sponsor)(3)	5,675,000	19.7	%**

Neil Jacobson(3)	5,675,000	19.7	%**

Todd Lowen(3)	5,675,000	19.7	%**

Michael Levitt(3)	25,000	*

Ben Silverman(3)	25,000	*

Tunde Balogun	25,000	*

All officers and directors as a group (5 individuals)(3)	5,750,000	20%

Empyrean Capital Partners, LP(4)	1,200,000	5.2%

D. E. Shaw & Co., L.P.(5)	1,187,602	5.2%

*	Less than one percent.

**	We have based our calculation of the percentage of beneficial ownership on 28,750,000 shares of the Company’s common stock issued and outstanding on March 23, 2022, consisting of 23,000,000 shares of Class A common stock and 5,750,000 founder shares.

(1)	Unless otherwise noted, the business address of each of the following is 9000 W. Sunset Blvd #1500, Hollywood, CA 90069.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of the closing of the initial business combination on a one-for-one basis, subject to certain adjustments.”

(3)	Music Acquisition Sponsor, LLC is the record holder of the shares reported herein. Neil Jacobson and Todd Lowen are the sole members and managers of our Sponsor and have shared voting and investment discretion with respect to the common stock held of record by our Sponsor. Each of Mr. Levitt and Mr. Silverman is a direct or indirect member of our Sponsor.

(4)	Based solely on the Schedule 13G jointly filed with the SEC on February 11, 2021 by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, and Mr. Amos Meron. ECP serves as investment manager to ECOMF with respect to the Class A Common Stock directly held by ECOMF, and Mr. Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP. The address of the business office of each of the reporting persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(5)	Based solely on the Schedule 13G jointly filed with the SEC on January 10, 2022 by D. E. Shaw Valence Portfolios, L.L.C, D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw. The above is composed of (i) 1,164,602 shares in the name of D. E. Shaw Valence Portfolios, L.L.C. and (ii) 23,000 shares in the name of D. E. Shaw Oculus Portfolios, L.L.C. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,187,602 shares as described above constituting 5.2% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,187,602 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our financial statements for the period from October 14, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the period from October 14, 2020 (inception) through December 31, 2020 totaled $65,920 and for the year ended December 31, 2021 totaled $106,605. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from October 14, 2020 (inception) through December 31, 2020 and we paid Withum $0 for the year ended December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from October 14, 2020 (inception) through December 31, 2020 we paid Withum $7,725 for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from October 14, 2020 (inception) through December 31, 2020 we paid Withum $0 for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services for the period from October 14, 2020 (inception) through December 31, 2020, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 filed January 15, 2021)
4.1	Warrant Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
4.2	Description of Registrant’s Securities (filed as exhibit 4.2 to the the Annual Report on Form 10-K, filed with the SEC on March 29, 2021)
10.1	Investment Management Trust Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.2	Registration Rights Agreement by and between the Company, its directors and the Sponsor (filed as exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.3	Letter Agreement, dated February 2, 2021, by and among the Company, its officers, its directors and the Sponsor (filed as exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.5 of the Form S-1 filed January 15, 2021)
10.5	Administrative Services Agreement, dated February 2, 2021, by and between the Company and Hallwood Media, LLC (filed as exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
10.6	Private Placement Warrants Purchase Agreement, dated February 2, 2021, by and between the Company and the Sponsor (filed as exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on February 5, 2021)
14	Code of Ethics (filed as exhibit 14 to the Annual Report on Form 10-K, filed with the SEC on March 29, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

Item 16.	Form 10–K Summary

None.

THE MUSIC ACQUISITION CORPORATION

FOR THE PERIOD ENDED DECEMBER 31, 2021

Table of Contents

ITEM 8. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Music Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Music Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from October 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination  by February 5, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 24, 2022

PCAOB ID Number 100.

THE MUSIC ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$371,025	$55,000
Prepaid expenses	389,778	—
Total current assets	760,803	55,000
Deferred offering costs	—	173,427
Other non-current assets	34,959	—
Investments held in trust account	230,018,119	—
Total Assets	$230,813,881	$228,427

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$368,849	$84,178
Promissory note – related party	—	120,000
Total current liabilities	368,849	204,178
Deferred underwriting fee	8,050,000	—
Warrant liability	10,136,000	—
Total liabilities	18,554,849	204,178

Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and no shares issued and outstanding at redemption value of $10.00 per share at December 31, 2021, and 2020, respectively	230,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021, and 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding at December 31, 2021, and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021, and 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,741,543)	(751)
Total stockholders’ equity (deficit)	(17,740,968)	24,249
Total Liabilities and Stockholders’ Equity (Deficit)	$230,813,881	$228,427

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the period from October 14, 2020 (inception) to December 31, 2020
Formation and operating costs	$1,145,906	$751
Loss from Operations	(1,145,906)	(751)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	18,119	—
Offering costs allocated to warrants	(556,614)	—
Change in fair value of warrant liability	5,263,370	—
Total other income	4,724,875	—

Net income (loss)	$3,578,969	$(751)

Weighted average shares outstanding, Class A common stock	20,794,521	—
Basic and diluted net income (loss) per share, Class A common stock	$0.14	$—
Basic weighted average shares outstanding, Class B common stock	5,678,082	5,000,000
Basic net income (loss) per share, Class B common stock	$0.14	$(0.00)
Diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000
Diluted net income (loss) per share, Class B common stock	$0.13	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(751)	(751)
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,761)	(22,316,366)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,578,969	3,578,969
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(17,741,543)	$(17,740,968)

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended	For the period from October 14, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,578,969	$(751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,119)	—
Change in fair value of warrant liabilities	(5,263,370)	—
Offering costs allocated to warrants	556,614	—
Changes in current assets and current liabilities:
Prepaid assets	(389,778)	—
Other noncurrent assets	(34,959)	—
Accounts payable and accrued expenses	368,850	751
Net cash used in operating activities	(1,201,793)	—

Cash Flows from Investing Activities:
Investment of cash into trust account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from sale of Units, net of underwriting discount	225,400,000	—
Proceeds from issuance of Private Placement Warrants	6,600,000	—
Proceeds from promissory note – related party	50,000	120,000
Repayment of promissory note – related party	(170,000)	—
Payment of deferred offering costs	(362,182)	(90,000)
Net cash provided by financing activities	231,517,818	55,000

Net Change in Cash	316,025	55,000
Cash, beginning of period	55,000	—
Cash, end of period	$371,025	$55,000

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$83,427
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2021 (the “Effective Date”). On February 5, 2021, the Company consummated the IPO of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 2. Each Unit consists of one share of common stock, and one-half of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,600,000 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Music Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $6,600,000, which is discussed in Note 3.

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

The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts which may be withdrawn to pay taxes), divided by the number of then outstanding public shares, subject to the limitations described in the prospectus. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters in the IPO.

The Company will have only 24 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”). However, if the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.4 million in its operating bank account and working capital of approximately $0.4 million.

The Company’s liquidity needs up to February 5, 2021, had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $170,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, and 2020, there were no amounts outstanding under any Working Capital Loans.

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $40,000 to the Company, memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants.

As of December 31, 2021, the Company had approximately $371,025 in cash and working capital of $391,954 (excluding deferred offering costs) and no interest income available in the trust account to pay for its tax obligations, if any.

To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on its behalf in exchange for the issuance of the Founder Shares to the Sponsor, working capital loans of approximately $40,000 pursuant to promissory notes issued to us by each of the Company’s Chief Executive Officer and Chief Financial Officer described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

If the Company does not consummate an initial business combination by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities and are presented at fair value based upon the quoted market price (see Note 8). During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Company coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model. The fair value of the Public Warrants as of December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021, was estimated using the Black-Scholes simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

All the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021, is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,771,550)
Class A common stock issuance costs	(12,544,816)
Plus:
Accretion of carrying value to redemption value	22,316,366
Class A common stock subject to possible redemption	$230,000,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of December 31, 2021, and 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021, and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the year ended December 31, 2021, and 2020.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, excluding stocks subject to forfeiture. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings (loss) per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved (at least for this one because it resolved this year).

Basic and diluted net income (loss) per share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and shares of Class B common stock outstanding, allocated proportionally to each class of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income (Loss) per Common Share

Basic and diluted income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For the year ended December 31, 2021	For the period from October 14, 2020 (inception) to December 31, 2020
Net Income per share for Class A common stock:
Allocation of net income (loss) to Class A common stock	$2,811,320	$—

Weighted Average Shares, Class A common stock	20,794,521	—
Basic and diluted net income (loss) per share	$0.14	$—

Net Income per share for Class B common stock:
Allocation of net income (loss) to Class B common stock	$767,649	$(751)

Basic weighted Average Shares, Class B common stock	5,678,082	5,000,000
Basic net income (loss) per share	$0.14	$(0.00)
Diluted weighted Average Shares, Class B common stock	5,750,000	5,000,000
Diluted net income (loss) per share	$0.13	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, or valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

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

The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the initial stockholders or its permitted transferees, (i) they will not be redeemable by the Company for cash, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, and (iii) they may be exercised by the holders on a cashless basis. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.

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

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of the IPO on February 5, 2021, the Company had drawn down $170,000 under the promissory note. On February 8, 2021, the Company paid the $170,000 balance on the note in full. As of December 31, 2021, and 2020, there were borrowings outstanding under the promissory note of $0 and $120,000, respectively. As of December 31, 2021, the note is no longer available to be drawn upon.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021, and 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the years ended December 31, 2021 and 2020, the Company has incurred administrative service fees of $165,000 and $0, respectively. At December 31, 2021 and 2020, no amounts were outstanding for administrative service fees.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement dated as of February 2, 2021, by and between the Company and the parties thereto, requiring the Company to register such securities and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

The underwriters are entitled to deferred underwriting fees of 3.5% of the gross proceeds of the IPO, or $8,050,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2021, and 2020, there were no shares issued and outstanding, excluding 23,000,000 and no stocks subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2021, and 2020, there were 5,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,018,119	$230,018,119	$—	$—
Liabilities:
Public Warrants Liability	$6,440,000	$6,440,000	$—	$—
Private Placement Warrants Liability	3,696,000	—	—	3,696,000
	$10,136,000	$6,440,000	$—	$3,696,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $6,440,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of December 31, 2021.

Warrant Liabilities

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of December 31, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 5, 2021	15,399,370
Transfer of Public Warrants to Level 1	(7,015,000)
Change in valuation as of December 31, 2021	(4,688,370)
Fair Value as of December 31, 2021	$3,696,000

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes simulation as of December 31, 2021, were as follows:

Inputs	December 31, 2021
Risk-free interest rate	1.30%
Expected term remaining (years)	5.59
Expected volatility	9.9%
Underlying stock price	$9.76

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $40,000 to the Company, memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Date: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Neil Jacobson	Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Neil Jacobson

/s/ Todd Lowen	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 24, 2022
Todd Lowen

/s/ Michael Levitt	Director	March 24, 2022
Michael Levitt

/s/ Ben Silverman	Director	March 24, 2022
Ben Silverman

/s/ Tunde Balogun	Director	March 24, 2022
Tunde Balogun