Form 10-Q
period 2022-03-31
Music Acquisition Corp
filed 2022-05-16
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Condensed Financial Statements

THE MUSIC ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$204,335	$371,025
Prepaid Expenses	322,458	389,778
Total current assets	526,793	760,803

Prepaid expenses, non-current	—	34,959
Investments held in trust account	230,023,064	230,018,119
Total Assets	$230,549,857	$230,813,881

Liabilities, Common Stock subject to possible redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$244,422	$368,849
Related Party Working Capital Loans	280,000	—
Total current liabilities	524,422	368,849
Deferred underwriting fee	8,050,000	8,050,000
Warrant liability	3,974,534	10,136,000
Total liabilities	12,548,956	18,554,849

Commitments and Contingencies
Common Stock subject to possible redemption, 23,000,000 shares at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,999,674)	(17,741,543)
Total stockholders’ deficit	(11,999,099)	(17,740,968)
Total Liabilities, Common Stock subject to possible redemption and Stockholders’ Deficit	$230,549,857	$230,813,881

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Formation and operating costs	$442,661	$139,559
Loss from Operations	(442,661)	(139,559)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	23,064	2,079
Offering costs allocated to warrants	—	(556,614)
Change in fair value of warrant liability	6,161,466	4,333,290
Total other income (expense)	6,184,530	3,778,755

Net income	$5,741,869	$3,639,196

Weighted average shares outstanding, Class A common stock	23,000,000	13,800,000
Basic and diluted net income per share, Class A common stock	$0.20	$0.19
Basic weighted average shares outstanding, Class B common stock	5,750,000	5,450,000
Basic net income per share, Class B common stock	$0.20	0.19
Diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Diluted net income per share, Class B common stock	$0.20	0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(17,741,543)	$(17,740,968)
Net income	—	—	—	—	—	5,741,869	5,741,869
Balance as of March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(11,999,674)	$(11,999,099)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,762)	(22,316,367)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,681,317)	$(17,680,742)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$5,741,869	$3,639,196
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,064)	(2,079)
Change in fair value of warrant liabilities	(6,161,466)	(4,333,290)
Offering costs allocated to warrants	—	556,614
Changes in current assets and current liabilities:		—
Prepaid assets	67,320	(729,415)
Other noncurrent assets	34,959	—
Accounts payable and accrued expenses	(40,249)	30,880
Net cash used in operating activities	(380,631)	(838,094)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(230,000,000)
Proceeds from sale of investment held in Trust Account	18,119	—
Net cash used in investing activities	18,119	(230,000,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	225,400,000
Proceeds from issuance of Private Placement Warrants	—	6,600,000
Proceeds from Related Party Loans	280,000	—
Proceeds from promissory note – related party	—	50,000
Repayment of promissory note – related party	—	(170,000)
Payment of deferred offering costs	(84,178)	(361,731)
Net cash provided by financing activities	195,822	231,518,269

Net change in cash	(166,690)	680,175
Cash, beginning of the period	371,025	55,000
Cash, end of the period	$204,335	$735,175

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$8,050,000
Initial fair value of warrant liabilities	$—	$15,399,370

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to February 5, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $170,000 (see Note 6). The promissory note from the Sponsor was paid in full as of February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were $280,000 and no amounts outstanding, respectively, under any Working Capital Loans.

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $140,000 to the Company, memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants.

As of March 31, 2022, the Company had approximately $204,335 in cash, working capital of $2,371 and $23,064 of interest income available in the trust account to pay for its tax obligations, if any.

As of March 31, 2022, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on its behalf in exchange for the issuance of the Founder Shares to the Sponsor, working capital loans of approximately $280,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

If the Company does not consummate an initial Business Combination by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The Company intends to close on a Business Combination before the mandatory liquidation date.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 8). During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 as of March 31, 2022 and December 31, 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations.  Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. The Company classifies deferring underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

All the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,771,550)
Class A common stock issuance costs	(12,544,817)
Plus:
Accretion of carrying value to redemption value	22,316,367
Class A common stock subject to possible redemption	$230,000,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

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

Reconciliation of Net Income (Loss) per Common Share

Basic and diluted income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For The Three Months Ended March 31,
	2022	2021
Net Income per share for Class A common stock:
Allocation of net income to Class A common stock	$4,593,495	$2,608,878

Weighted Average Shares, Class A common stock	23,000,000	13,800,000
Basic and diluted net income per share	$0.20	$0.19

Net Income per share for Class B common stock:
Allocation of net income to Class B common stock	$1,148,374	$1,030,318

Basic weighted Average Shares, Class B common stock	5,750,000	5,450,000
Basic net income per share	$0.20	$0.19
Diluted weighted Average Shares, Class B common stock	5,750,000	5,750,000
Diluted net income per share	$0.20	$0.19

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815. Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the unaudited condensed statements of operations (see Note 5).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of the IPO. As of the IPO on February 5, 2021, the Company had drawn down $170,000 under the promissory note. On February 8, 2021, the Company paid the $170,000 balance on the note in full. The Company is unable to borrow any future amounts against this note.

Related Party Working Capital Loans

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

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $40,000 for a total of $280,000 to the Company, memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000 for up to a total of $500,000. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Notes were valued using the fair value method. Changes in the estimated fair value of the notes are recognized quarterly as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the note as of March 31, 2022 and December 31, 2021 was $280,000 and $0, respectively, which resulted in no change in fair value of the Notes for the three months ended March 31, 2022.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months ended March 31, 2022 and 2021, the Company has incurred and paid administrative service fees of $45,000 and $30,000, respectively.

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

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 23,000,000 shares of Class A common stock that are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares issued and outstanding

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the closing of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,023,064	$230,023,064	$—	$—
Liabilities:
Public Warrants Liability	$2,519,287	$2,519,287	$—	$—
Private Placement Warrants Liability	1,455,247	—	—	1,455,247
	$3,974,534	$2,519,287	$—	$1,455,247

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,018,119	$230,018,119	$—	$—
Liabilities:
Public Warrants Liability	$6,440,000	$6,440,000	$—	$—
Private Placement Warrants Liability	3,696,000	—	—	3,696,000
	$10,136,000	$6,440,000	$—	$3,696,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and Black Scholes model, respectively. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of March 31, 2022 and March 31, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2021	$3,696,000
Change in valuation as of March 31, 2022	(2,240,753)
Fair Value as of March 31, 2022	$1,455,247

The following table presents the change sin the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$-	$-	$-
Initial measurement on February 5, 2021	5,627,820	9,771,550	15,399,370
Change in valuation	(1,576,740)	(2,756,550)	(4,333,290)
Transfer to level 1		(7,015,000)	(7,015,000)
	$4,051,080	$-	$4,051,080

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes simulation as of March 31, 2022 were as follows:

Inputs	March 31, 2022	December 31, 2021
Risk-free interest rate	2.38%	1.30%
Expected term remaining (years)	5.68	5.59
Expected volatility	3.7%	9.9%
Underlying stock price	$9.75	9.76

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $6,440,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of March 31, 2022.

Note 9 — Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions occurring through May 16, 2022, the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that there were no such events that would have required adjustment or disclosure.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022 and our other SEC filings.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 14, 2020 (inception) through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,741,869, which included a loss from operations of $442,661, and offset by a gain from the change in fair value of warrant liabilities of $6,161,466 and interest income of $23,064.

For the three months ended March 31, 2021, we had a net income of $3,639,196, which included a loss from operations of 139,559, offering cost expense allocated to warrants of $556,614, and offset by a gain from the change in fair value of warrant liabilities of $4,333,290 and interest income of $2,079.

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

As of March 31, 2022, we had $204,335 in cash and working capital of $2,371 and $23,064 of interest income available in the trust account to pay for its tax obligations, if any.

As of March 31, 2022, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares to our sponsor, working capital loans of approximately $280,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

If we do not consummate an initial business combination by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 5, 2023.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates.

We have identified the following critical accounting policies and estimates:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuance to ASC 480 and ASC 815.

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, because our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in February 2021 which, due to its impact on our financial statements, resulted in the filing on January 28, 2022 of the Current Report on Form 8-K/A to restate the Company’s previously filed audited balance sheet as of February 11, 2021 and the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, a material weakness exists and our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 24, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1(1)	Promissory Note issued in favor of Neil Jacobson, dated February 25, 2022.

10.2(1)	Promissory Note issued in favor of Todd Lowen, dated February 25, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39985), filed with the SEC on February 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)