Form 10-K/A
period 2021-12-31
Music Acquisition Corp
filed 2022-08-11
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $9.67 of the Registrant’s common stock as reported on the New York Stock Exchange, was approximately $222.41 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock par value $0.0001 per share, were issued and outstanding, respectively.

i

EXPLANATORY NOTE

 The Music Acquisition Corporation (“we,” “us,” “company,” “Company,” “our” or “our company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1” or “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022 (the “Original Filing”). The Original Filing is amended by this Form 10-K/A to correct a typographical error on WithumSmith+Brown, PC’s audit opinion in Item 8. “Financial Statements and Supplementary Data” which inadvertently did not reference the balance sheet as of December 31, 2020 and to restate our financial statements as of and for the period ended December 31, 2021.

This Amendment does not reflect adjustments for events occurring after March 24, 2022, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

The Company is also filing currently dated certifications from our Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

ii

PART II

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth following Item 16 of this Report and are incorporated herein by reference.

1

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

3.	Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

2

THE MUSIC ACQUISITION CORPORATION

FOR THE PERIOD ENDED DECEMBER 31, 2021

Table of Contents

ITEM 8. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Music Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Music Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from October 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 5, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 24, 2022

PCAOB ID Number 100

THE MUSIC ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$371,025	$55,000
Prepaid expenses	389,778	-
Total current assets	760,803	55,000
Deferred offering costs	-	173,427
Other non-current assets	34,959	-
Investments held in trust account	230,018,119	-
Total Assets	$230,813,881	$228,427

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$368,849	$84,178
Promissory note - related party	-	120,000
Total current liabilities	368,849	204,178
Deferred underwriting fee	8,050,000	-
Warrant liability	10,136,000	-
Total liabilities	18,554,849	204,178

Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and no shares issued and outstanding at redemption value of $10.00 per share at December 31, 2021, and 2020, respectively	230,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021, and 2020, respectively	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding at December 31, 2021, and 2020, respectively	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021, and 2020, respectively	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(17,741,543)	(751)
Total stockholders’ equity (deficit)	(17,740,968)	24,249
Total Liabilities and Stockholders’ Equity (Deficit)	$230,813,881	$228,427

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the period from October 14, 2020 (inception) to December 31, 2020
Formation and operating costs	$1,145,906	$751
Loss from Operations	(1,145,906)	(751)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	18,119	-
Offering costs allocated to warrants	(556,614)	-
Change in fair value of warrant liability	5,263,370	-
Total other income	4,724,875	-

Net income (loss)	$3,578,969	$(751)

Weighted average shares outstanding, Class A common stock	20,794,521	-
Basic and diluted net income (loss) per share, Class A common stock	$0.14	$-
Basic weighted average shares outstanding, Class B common stock	5,678,082	5,000,000
Basic net income (loss) per share, Class B common stock	$0.14	$(0.00)
Diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000
Diluted net income (loss) per share, Class B common stock	$0.13	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 14, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(751)	(751)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(996,605)	(21,319,761)	(22,316,366)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	-	-	-	-	972,180	-	972,180
Net income	-	-	-	-	-	3,578,969	3,578,969
Balance as of December 31, 2021	-	$-	5,750,000	$575	$-	$(17,741,543)	$(17,740,968)

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended	For the period from October 14, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,578,969	$(751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,119)	-
Change in fair value of warrant liabilities	(5,263,370)	-
Offering costs allocated to warrants	556,614	-
Changes in current assets and current liabilities:
Prepaid assets	(389,778)	-
Other noncurrent assets	(34,959)	-
Accounts payable and accrued expenses	368,850	751
Net cash used in operating activities	(1,201,793)	-

Cash Flows from Investing Activities:
Investment of cash into trust account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	-	25,000
Proceeds from sale of Units, net of underwriting discount	225,400,000	-
Proceeds from issuance of Private Placement Warrants	6,600,000	-
Proceeds from promissory note - related party	50,000	120,000
Repayment of promissory note - related party	(170,000)	-
Payment of deferred offering costs	(362,182)	(90,000)
Net cash provided by financing activities	231,517,818	55,000

Net Change in Cash	316,025	55,000
Cash, beginning of period	55,000	-
Cash, end of period	$371,025	$55,000

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$-	$83,427
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000	$-

The accompanying notes are an integral part of these financial statements.

THE MUSIC ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

Note 2 - Significant Accounting Policies

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

Reconciliation of Net Income (Loss) per Common Share

Basic and diluted income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For the year ended December 31, 2021	For the period from October 14, 2020 (inception) to December 31, 2020
Net Income per share for Class A common stock:
Allocation of net income (loss) to Class A common stock	$2,811,320	$-

Weighted Average Shares, Class A common stock	20,794,521	-
Basic and diluted net income (loss) per share	$0.14	$-

Net Income per share for Class B common stock:
Allocation of net income (loss) to Class B common stock	$767,649	$(751)

Basic weighted Average Shares, Class B common stock	5,678,082	5,000,000
Basic net income (loss) per share	$0.14	$(0.00)
Diluted weighted Average Shares, Class B common stock	5,750,000	5,000,000
Diluted net income (loss) per share	$0.13	$(0.00)

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

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

Note 6 - Commitments and Contingencies

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

Note 7 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2021, and 2020, there were no shares issued and outstanding, excluding 23,000,000 and no stocks subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2021, and 2020, there were 5,750,000 shares issued and outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,018,119	$230,018,119	$-	$-
Liabilities:
Public Warrants Liability	$6,440,000	$6,440,000	$-	$-
Private Placement Warrants Liability	3,696,000	-	-	3,696,000
	$10,136,000	$6,440,000	$-	$3,696,000

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

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on February 5, 2021	15,399,370
Transfer of Public Warrants to Level 1	(7,015,000)
Change in valuation as of December 31, 2021	(4,688,370)
Fair Value as of December 31, 2021	$3,696,000

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes simulation as of December 31, 2021, were as follows:

Inputs	December 31, 2021
Risk-free interest rate	1.30%
Expected term remaining (years)	5.59
Expected volatility	9.9%
Underlying stock price	$9.76

Note 9 - Subsequent Events

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

Date: August 11, 2022	THE MUSIC ACQUISITION CORPORATION

	By:	/s/ Neil Jacobson
		Name:	Neil Jacobson
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Todd Lowen
		Name:	Todd Lowen
		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

3