Form 10-Q
period 2022-06-30
Music Acquisition Corp
filed 2022-08-12
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Condensed Financial Statements

THE MUSIC ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$32,899	$371,025
Prepaid Expenses	269,994	389,778
Total current assets	302,893	760,803

Prepaid expenses, non-current	—	34,959
Investments held in trust account	230,253,575	230,018,119
Total Assets	$230,556,468	$230,813,881

Liabilities, Common Stock subject to possible redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$141,407	$368,849
Income taxes payable	9,337	—
Working capital loans	380,000	—
Total current liabilities	530,744	368,849
Deferred underwriting fee	8,050,000	8,050,000
Warrant liabilities	1,629,000	10,136,000
Total liabilities	10,209,744	18,554,849

Commitments and Contingencies
Common Stock subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.00 per share at June 30, 2022 and December 31, 2021	230,053,419	230,000,000

Stockholders’ \Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,707,270)	(17,741,543)
Total stockholders’ deficit	(9,706,695)	(17,740,968)
Total Liabilities, Common Stock subject to possible redemption and Stockholders’ Deficit	$230,556,468	$230,813,881

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$300,885	$322,852	$743,546	$462,411
Loss from Operations	(300,885)	(322,852)	(743,546)	(462,411)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	310,511	8,221	333,575	10,300
Offering costs allocated to warrants	—	—	—	(556,614)
Change in fair value of warrant liability	2,345,534	(4,318,920)	8,507,000	14,370
Total other income (expense)	2,656,045	(4,310,699)	8,840,575	(531,944)

Income before income taxes	2,355,160	(4,633,551)	8,097,029	(994,355)
Provision for income taxes	(9,337)	—	(9,337)	—

Net income (loss)	$2,345,823	$(4,633,551)	$8,087,692	$(994,355)

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	18,425,414
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.16)	$0.28	$(0.04)
Basic weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,600,829
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.16)	$0.28	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(17,741,543)	$(17,740,968)
Net income	—	—	—	—	—	5,741,869	5,741,869
Balance as of March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(11,999,674)	(11,999,099)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(53,419)	(53,419)
Net income	—	—	—	—	—	2,345,823	2,345,823
Balance as of June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(9,707,270)	$(9,706,695)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,762)	(22,316,367)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Balance as of March 31, 2021 (unaudited)	—	—	5,750,000	575	—	(17,681,317)	(17,680,742)
Net loss	—	—	—	—	—	(4,633,551)	(4,633,551)
Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,314,868)	$(22,314,293)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$8,087,692	$(994,355)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(333,575)	(10,300)
Change in fair value of warrant liabilities	(8,507,000)	(14,370)
Offering costs allocated to warrants	—	556,614
Changes in current assets and current liabilities:
Prepaid assets	119,784	(418,453)
Other noncurrent assets	34,959	(226,973)
Income taxes payable	9,337	—
Accounts payable and accrued expenses	(143,264)	119,000
Net cash used in operating activities	(732,067)	(988,837)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(230,000,000)
Amounts withdrawn from Trust	98,119	—
Net cash provided by (used in) investing activities	98,119	(230,000,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	225,400,000
Proceeds from issuance of Private Placement Warrants	—	6,600,000
Proceeds from working capital loans	380,000	—
Proceeds from promissory note – related party	—	50,000
Repayment of promissory note – related party	—	(170,000)
Payment of deferred offering costs	(84,178)	(361,731)
Net cash provided by financing activities	295,822	231,518,269

Net change in cash	(338,126)	529,432
Cash, beginning of the period	371,025	55,000
Cash, end of the period	$32,899	$584,432

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $140,000 for a total of $280,000 to the Company. These borrowings were memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000, for up to a total of $500,000, of Working Capital Loans. On May 25, 2022, the Company borrowed an additional $100,000 from the Lenders under the Notes. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants.

As of June 30, 2022, the Company had $32,899 in cash, working capital deficit of $227,851 and $253,575 of interest income available in the trust account to pay for its tax obligations, if any.

As of June 30, 2022, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on its behalf in exchange for the issuance of the Founder Shares to the Sponsor, working capital loans of approximately $380,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of June 30, 2022 and December 31, 2021, there were $380,000 and no amounts outstanding, respectively, under the Notes as Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 8). During the six months ended June 30, 2022 and 2021, the Company withdrew $98,119 and $0 of the interest income from the Trust Account to pay its tax obligations, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of June 30, 2022 and December 31, 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of June 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

All the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,771,550)
Class A common stock issuance costs	(12,544,817)
Plus:
Accretion of carrying value to redemption value	22,316,367
Class A common stock subject to possible redemption – December 31, 2021	230,000,000
Plus:
Accretion of carrying value to redemption value	53,419
Class A common stock subject to possible redemption – June 30, 2022	$230,053,419

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.00% for the three and six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Reconciliation of Net Income (Loss) per Common Share

Basic and diluted income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Net Income per share for Class A common stock:
Allocation of net income (loss) to Class A common stock	$1,876,658	$(3,706,841)	$6,470,154	$(762,558)

Weighted Average Shares, Class A common stock	23,000,000	23,000,000	23,000,000	18,425,414
Basic and diluted net income (loss) per share	$0.08	$(0.16)	$0.28	$(0.04)

Net Income per share for Class B common stock:
Allocation of net income (loss) to Class B common stock	$469,165	$(962,710)	$1,617,538	$231,797

Basic weighted Average Shares, Class B common stock	5,750,000	5,750,000	5,750,000	5,600,829
Diluted net income (loss) per share	$0.08	$(0.16)	$0.28	$(0.04)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for warrant liabilities (see Note 8).

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

Convertible Promissory Note

The Company accounts for the Notes under ASC 815. Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the Notes. Using the fair value option, each Notes is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Notes are recognized as a non-cash gain or loss on the unaudited condensed statements of operations (see Note 5).

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

Related Party Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $140,000 for a total of $280,000 to the Company. These borrowings were memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000, for up to a total of $500,000, of Working Capital Loans. On May 25, 2022, the Company borrowed an additional $100,000 from the Lenders under the Notes. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Notes were valued using the fair value method. Changes in the estimated fair value of the notes are recognized quarterly as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the note as of June 30, 2022 and December 31, 2021 was $380,000 and $0, respectively, which resulted in no change in fair value of the Notes for the six months ended June 30, 2022.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and six months ended June 30, 2022, the Company has incurred and paid administrative service fees of $45,000 and $90,000, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 23,000,000 shares of Class A common stock that are subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 5,750,000 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,253,575	$230,253,575	$—	$—
Liabilities:
Working Capital Loan	$380,000	$—	$—	$380,000
Public Warrants Liability	1,035,000	1,035,000	—	—
Private Placement Warrants Liability	594,000	—	—	594,000
	$2,009,000	$1,035,000	$—	$974,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,018,119	$230,018,119	$—	$—
Liabilities:
Public Warrants Liability	6,440,000	6,440,000	—	—
Private Placement Warrants Liability	3,696,000	—	—	3,976,000
	$10,136,000	$6,440,000	$—	$3,976,000

The fair value of the working capital loans evidenced by the Notes is based on recent transactions and as a result, there were no unobservable inputs that have been internally developed by the Company which need to be disclosed. There have been no changes in fair value for the period.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and Black Scholes model, respectively. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of June 30, 2022 and 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the six months ended June 30, 2022 and 2021:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,696,000
Change in valuation as of March 31, 2022	(2,240,700)
Fair Value as of March 31, 2022	1,455,300
Change in valuation as of June 30, 2022	(861,300)
Fair Value as of June 30, 2022	$594,000

Private Placement Warrants
Fair Value as of December 31, 2020	$-
Initial measurement on February 5, 2021	5,627,820
Change in valuation as of March 31, 2022	(1,576,740)
Fair Value as of March 31, 2022	4,051,080
Change in valuation	1,558,920
Fair Value as of June 30, 2021	$5,610,000

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes simulation as of June 30, 2022 were as follows:

Inputs	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.30%
Expected term remaining (years)	5.43	5.59
Expected volatility	0.9%	9.9%
Underlying stock price	$9.80	9.76

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $1,035,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of June 30, 2021. There were no transfers during the six months ended June 30, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 14, 2020 (inception) through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,345,823, which included a gain from the change in fair value of warrant liabilities of $2,345,534 and interest income of $310,511, offset by a loss from operations of $300,885 and provision for income taxes of $9,337.

For the six months ended June 30, 2022, we had a net income of $8,087,692, which included a gain from the change in fair value of warrant liabilities of $8,507,000 and interest income of $333,575, offset by a loss from operations of $743,546 and provision for income taxes of $9,337.

For the six months ended June 30, 2021, we had a net loss of approximately $994,355, which included a loss from operations of $462,411, offering cost expense allocated to warrants of $556,614, and offset by a gain from the change in fair value of warrant liabilities of $14,370 and interest income of $10,300.

For the three months ended June 30, 2021, we had a net loss of approximately $4,633,551, which included a loss from operations of $323,852, a loss from the change in fair value of warrant liabilities of $4,318,920 and offset by interest income of $8,221.

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

As of June 30, 2022, we had $32,899 in cash and working capital deficit of $227,851 and $253,575 of interest income available in the trust account to pay for its tax obligations, if any.

As of June 30, 2022, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares to our sponsor, working capital loans of approximately $380,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of June 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. (at least for this one because it resolved this year).

Basic and diluted net income per share for Class A common stock and Class B common stock is calculated by dividing net income by the weighted average number of shares of Class A common stock and shares of Class B common stock outstanding, allocated proportionally to each class of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, our deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0.00% for the three and six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have identified the United States as its only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 4th quarter of 2021 and enhance our internal control over financial reporting, and the material weakness was fully remediated during the quarter ended June 30, 2022. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 24, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 16, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)