Form 10-Q
period 2022-09-30
Music Acquisition Corp
filed 2022-11-10
CIK 1835236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THE MUSIC ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

THE MUSIC ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$116,606	$371,025
Prepaid expenses	150,890	389,778
Total current assets	267,496	760,803

Prepaid expenses, non-current	—	34,959
Investments held in trust account	231,068,629	230,018,119
Total Assets	$231,336,125	$230,813,881

Liabilities, Common Stock subject to possible redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$183,341	$368,849
Income taxes payable	214,042	—
Working capital loans	380,000	—
Total current liabilities	777,383	368,849
Deferred underwriting fee	8,050,000	8,050,000
Warrant liabilities	724,000	10,136,000
Total Liabilities	9,551,383	18,554,849

Commitments and Contingencies
Common Stock subject to possible redemption, $0.0001 par value, 23,000,000 shares at redemption value of approximately $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	230,824,587	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,040,420)	(17,741,543)
Total Stockholders’ Deficit	(9,039,845)	(17,740,968)
Total Liabilities, Common Stock subject to possible redemption and Stockholders’ Deficit	$231,336,125	$230,813,881

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$299,402	$275,887	$1,042,948	$738,298
Loss from Operations	(299,402)	(275,887)	(1,042,948)	(738,298)

Other income:
Interest earned on cash and investments held in Trust Account	1,037,125	2,960	1,370,700	13,260
Offering costs allocated to warrants	—	—	—	(556,614)
Change in fair value of warrant liability	905,000	1,810,000	9,412,000	1,824,370
Total other income, net	1,942,125	1,812,960	10,782,700	1,281,016

Income before provision for income taxes	1,642,723	1,537,073	9,739,752	542,718
Provision for income taxes	(204,705)	—	(214,042)	—
Net income	$1,438,018	$1,537,073	$9,525,710	$542,718

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	20,051,282
Basic and diluted net income per share, Class A common stock	$0.05	$0.05	$0.33	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,653,846
Basic and diluted net income per share, Class B common stock	$0.05	$0.05	$0.33	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(17,741,543)	$(17,740,968)
Net income	—	—	—	—	—	5,741,869	5,741,869
Balance as of March 31, 2022	—	—	5,750,000	575	—	(11,999,674)	(11,999,099)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(53,419)	(53,419)
Net income	—	—	—	—	—	2,345,823	2,345,823
Balance as of June 30, 2022	—	—	5,750,000	575	—	(9,707,270)	(9,706,695)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(771,168)	(771,168)
Net income	—	—	—	—	—	1,438,018	1,438,018
Balance as of September 30, 2022	—	$—	5,750,000	$575	$—	$(9,040,420)	$(9,039,845)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(751)	$24,249
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(996,605)	(21,319,762)	(22,316,367)
Excess cash proceeds from Private Placement over fair value of Private Warrants liability	—	—	—	—	972,180	—	972,180
Net income	—	—	—	—	—	3,639,196	3,639,196
Balance as of March 31, 2021	—	—	5,750,000	575	—	(17,681,317)	(17,680,742)
Net loss	—	—	—	—	—	(4,633,551)	(4,633,551)
Balance as of June 30, 2021	—	—	5,750,000	575	—	(22,314,868)	(22,314,293)
Net income	—	—	—	—	—	1,537,073	1,537,073
Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(20,777,795)	$(20,777,220)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE MUSIC ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$9,525,710	$542,718
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,370,700)	(13,260)
Change in fair value of warrant liabilities	(9,412,000)	(1,824,370)
Offering costs allocated to warrants	—	556,614
Changes in current assets and current liabilities:
Prepaid assets	238,888	(404,116)
Other noncurrent assets	34,959	(130,966)
Income taxes payable	214,042	—
Accounts payable and accrued expenses	(101,330)	166,549
Net cash used in operating activities	(870,431)	(1,106,831)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(230,000,000)
Amounts withdrawn from Trust	320,190	—
Net cash provided by (used in) investing activities	320,190	(230,000,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	225,400,000
Proceeds from issuance of Private Placement Warrants	—	6,600,000
Proceeds from working capital loans	380,000
Proceeds from promissory note – related party	—	50,000
Repayment of promissory note – related party	—	(170,000)
Payment of deferred offering costs	(84,178)	(361,731)
Net cash provided by financing activities	295,822	231,518,269

Net change in cash	(254,419)	411,438
Cash, beginning of the period	371,025	55,000
Cash, end of the period	$116,606	$466,438

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

As of September 30, 2022, the Company had $116,606 in cash, working capital deficit of $509,887 and $1,068,629 of interest income available in the trust account to pay for its tax obligations, if any.

As of September 30, 2022, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on its behalf in exchange for the issuance of the Founder Shares to the Sponsor, working capital loans of approximately $380,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of September 30, 2022 and December 31, 2021, there were $380,000 and no amounts outstanding, respectively, under the Notes as Working Capital Loans.

The Company has determined that a Business Combination will not take place within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The Company expects to complete the Mandatory Redemption (as defined below) on or around December 2, 2022, if stockholders approve the Proposals (as defined below).

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $116,606 and $371,025 in cash held in its operating account, respectively, and did not have any cash equivalents.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities, and are presented at fair value based upon the quoted market price (see Note 8). During the nine months ended September 30, 2022 and 2021, the Company withdrew $320,190 and $0 of the interest income from the Trust Account to pay its tax obligations, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of September 30, 2022 and December 31, 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

All the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,771,550)
Class A common stock issuance costs	(12,544,817)
Plus:
Accretion of carrying value to redemption value	22,316,367
Class A common stock subject to possible redemption – December 31, 2021	230,000,000
Plus:
Accretion of carrying value to redemption value	824,587
Class A common stock subject to possible redemption – September 30, 2022	$230,824,587

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 12.46% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, while the Company’s effective tax rate was and 2.20% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Reconciliation of Net Income per Common Stock

Basic and diluted income per share for Class A common stock and for Class B common stock is calculated as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income per share for Class A common stock:
Allocation of net income to Class A common stock	$1,150,414	$1,229,658	$7,620,568	$423,347

Weighted Average Shares, Class A common stock	23,000,000	23,000,000	23,000,000	20,051,282
Basic and diluted net income per share	$0.05	$0.05	$0.33	$0.02

Net Income per share for Class B common stock:
Allocation of net income to Class B common stock	$287,604	$307,415	$1,905,142	$119,371

Basic and diluted weighted Average Shares, Class B common stock	5,750,000	5,750,000	5,750,000	5,653,846
Basic and diluted net income per share	$0.05	$0.05	$0.33	$0.02

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

On February 25, 2022, (i) Neil Jacobson, the Company’s Chief Executive Officer and a manager of Music Acquisition Sponsor, LLC, the Sponsor, and (ii) Todd Lowen, the Company’s Chief Financial Officer and Chief Operating Officer and a manager of the Sponsor, (each, a “Lender” and collectively, the “Lenders”), each loaned $140,000 for a total of $280,000 to the Company. These borrowings were memorialized by the execution of two unsecured promissory notes (the “Notes”) issued by the Company to the Lenders, under each of which the Company may borrow in the principal amount of up to $250,000, for up to a total of $500,000, of Working Capital Loans. On May 25, 2022, the Company borrowed an additional $100,000 from the Lenders under the Notes. The Notes do not bear interest and the principal balance will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the respective Lender has the option on the Maturity Date to convert all or any portion of the principal outstanding under the respective Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Notes were valued using the fair value method. Changes in the estimated fair value of the notes are recognized quarterly as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the note as of September 30, 2022 and December 31, 2021 was $380,000 and $0, respectively, which resulted in no change in fair value of the Notes for the nine months ended September 30, 2022.

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, secretarial and administrative services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and nine months ended September 30, 2022, the Company has incurred and paid administrative service fees of $45,000 and $135,000, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue a total of 380,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 23,000,000 shares of Class A common stock that are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 5,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$231,068,629	$231,068,629	$—	$—
Liabilities:
Working Capital Loan	$380,000	$—	$—	$380,000
Public Warrants Liability	460,000	—	460,000	—
Private Placement Warrants Liability	264,000	—	—	264,000
	$1,104,000	$—	$460,000	$644,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,018,119	$230,018,119	$—	$—
Liabilities:
Public Warrants Liability	6,440,000	6,440,000	—	—
Private Placement Warrants Liability	3,696,000	—	—	3,976,000
	$10,136,000	$6,440,000	$—	$3,976,000

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

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on February 5, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model and Black Scholes model, respectively. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. As of September 30, 2022 and 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the nine months ended September 30, 2022 and 2021:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,696,000
Change in valuation as of March 31, 2022	(2,240,700)
Fair Value as of March 31, 2022	1,455,300
Change in valuation as of June 30, 2022	(861,300)
Fair Value as of June 30, 2022	594,000
Change in valuation as of September 30, 2022	(330,000)
Fair Value as of September 30, 2022	$264,000

Private Placement Warrants
Fair Value as of December 31, 2020	$-
Initial measurement on February 5, 2021	5,627,820
Change in valuation as of March 31, 2022	(1,576,740)
Fair Value as of March 31, 2022	4,051,080
Change in valuation	1,558,920
Fair Value as of June 30, 2021	5,610,000
Change in valuation	(660,000)
Fair Value as of September 30, 2021	$4,950,000

Level 3 inputs have inherent uncertainties that are involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes simulation as of September 30, 2022 and December 31, 2021 were as follows:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	3.97%	1.30%
Expected term remaining (years)	5.18	5.59
Expected volatility	5.90%	9.90%
Underlying stock price	$9.84	$9.76

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants of $7,015,000 transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 30, 2021. The Public Warrants were transferred from Level 1 fair value measurement to Level 2 measurement during the nine months ended September 30, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 3, 2022, The Music Acquisition Corporation (the “Company”) filed a definitive proxy statement relating to a special meeting of stockholders in lieu of the 2022 annual meeting of stockholders to approve, among other things, (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii) an amendment to the investment management trust agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Class A common stock (the “Public Shares”) prior to December 30, 2022 in advance of the Company’s contractual expiration date of February 5, 2023 by changing the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination from February 5, 2023 to the time and date immediately following the filing of such amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware (the “Accelerated Termination Date”).

In connection with the approval of the Charter Amendment Proposal, the holders of Public Shares may elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the trust account (the “Voluntary Redemption”). The Company expects to complete the Voluntary Redemption on or around the Accelerated Termination Date if stockholders approve the Proposals. If the Proposals are approved, the Company will redeem all remaining Public Shares not redeemed in the Voluntary Redemption not more than ten business days after the Accelerated Termination Date (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 2, 2022, if stockholders approve the Proposals.

The virtual special meeting will be held on Wednesday, November 30, 2022, at 10:00 a.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on October 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Special Stockholder Meeting

In October 2022, our board of directors approved, among other things, an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) and trust agreement, dated February 2, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment”). Adoption of each of the Charter Amendment and Trust Amendment will require the affirmative vote of at least 65% of our outstanding shares of common stock as of the close of business on October 31, 2022 (the “record date”).

We filed a definitive proxy statement with the SEC on November 3, 2022 to solicit the approval of our stockholders of the following items at a special meeting of stockholders in lieu of the Company’s 2022 annual general meeting of stockholders (the “Special Meeting”), which is to be held on November 30, 2022: (i) the Charter Amendment, to change the date by which the we must consummate our initial Business Combination from February 5, 2023 (the “Original Termination Date”), to the time and date immediately following the filing of such amendment with the Secretary of State of the State of Delaware (the “Accelerated Termination Date”); (ii) the Trust Amendment, to change the date on which the trustee must commence liquidation of the trust account established in connection with our Initial Public Offering to the time and date immediately following the Accelerated Termination Date; (iii) a proposal to ratify the appointment of WithumSmith+Brown, PC as our independent registered public accounting firm for the fiscal year ending December 31, 2022 (the “Auditor Ratification Proposal”); and (iv) a proposal to adjourn the Special Meeting to a later date or dates, if necessary or appropriate, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve the Charter Amendment or Trust Amendment (the “Adjournment Proposal”).

We expect our Sponsor and our directors and officers to vote any common stock owned by them in favor of the Charter Amendment and Trust Amendment. If the Charter Amendment and Trust Amendment are not approved or implemented and we are unable to complete a Business Combination on or before the Original Termination Date, we expect to liquidate and dissolve in accordance with our certificate of incorporation.

Notice of Delisting of Company’s Warrants

On October 24, 2022, the New York Stock Exchange (the “NYSE”) notified us, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s Class A common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on NYSE under the symbol “TMAC WS” (the “Public Warrants”), from the NYSE and that trading in the Public Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We filed an 8-K on October 28, 2022 announcing the NYSE’s determination and that we do not intend to appeal such determination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 14, 2020 (inception) through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,438,018, which included a gain from the change in fair value of warrant liabilities of $905,000 and interest income of $1,037,125, offset by a loss from operations of $299,402 and provision for income taxes of $204,705.

For the nine months ended September 30, 2022, we had a net income of $9,525,710, which included a gain from the change in fair value of warrant liabilities of $9,412,000 and interest income of $1,370,700, offset by a loss from operations of $1,042,948 and provision for income taxes of $214,042.

For the three months ended September 30, 2021, we had a net income of $1,537,073, which included a gain from the change in fair value of warrant liabilities of $1,810,000 and interest income of $2,960, offset by a loss from operations of $275,887.

For the nine months ended September 30, 2021, we had a net income of 542,718, which included a gain from the change in fair value of warrant liabilities of $1,824,370 and interest income of $13,260, offset by a loss from operations of $738,298, and offering cost expense allocated to warrants of $556,614.

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

As of September 30, 2022, we had $116,606 in cash and working capital deficit of $509,887 and $1,068,629 of interest income available in the trust account to pay for its tax obligations, if any.

As of September 30, 2022, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares to our sponsor, working capital loans of approximately $380,000 pursuant to the Notes described above and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

The Company has determined that a Business Combination will not take place within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 5, 2023. The Company expects to complete the Mandatory Redemption on or around December 2, 2022, if stockholders approve the Proposals.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants were estimated using the Monte Carlo simulation model and Black Scholes model, respectively. The fair value of the Public Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 was estimated using the Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income Per Common Share

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

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, our deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 12.46% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, while the Company’s effective tax rate was and 2.20% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 24, 2022, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 16, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2022.

THE MUSIC ACQUISITION CORPORATION

By:	/s/ Neil Jacobson
Name:	Neil Jacobson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Todd Lowen
Name:	Todd Lowen
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)